Form 10-K
period 1997-12-31
HOUSEHOLD CONSUMER LOAN TRUST 1997-2
filed 1998-03-06
CIK 1046704

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to _______

                Commission File No. 333-36405-02

              HOUSEHOLD CONSUMER LOAN TRUST 1997-2
     (Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)


HOUSEHOLD FINANCE CORPORATION
(Administrator of the Trust)
(Exact name as specified in Administrator's charter)



            DELAWARE                      36-3670374
(State or other jurisdiction of       (I.R.S. Employer
incorporation of Administrator)    Identification Number of
                                   Registrant)


 2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS         60070
(Address of principal executive offices of           (Zip Code)
Administrator)


Administrator's telephone number including area code (847)564-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes                No   X

The aggregate principal amount of the Notes held by non-affiliates of the Administrator as of December 31, 1997 was approximately
$1,050 million.

INTRODUCTORY NOTE




     Household Consumer Loan Trust 1997-2 (the "Issuer") is the issuer of Household Consumer Loan Asset-Backed Notes, Series 1997-2 (the "Notes") were issued pursuant to an indenture, dated as of November 1, 1997 between the Issuer and The Bank of New York, as indenture trustee. The Notes were secured by a participation interest (the "Series 1997-2 Participation") in certain consumer loan receivables held by Household Consumer Loan Deposit Trust I (the "Deposit Trust"). The Deposit Trust was formed pursuant to a Pooling and Servicing Agreement, dated as of September 1, 1995, by and among Household Consumer Loan Corporation, as Seller (the "Seller"), Household Finance Corporation, as servicer (the Servicer") and The Chase Manhattan Bank, N. A., as deposit trustee (the "Deposit Trustee").

     The Issuer was formed pursuant to a Trust Agreement, dated as of November 1, 1997 (the "Trust Agreement") between the Seller and The Chase Manhattan Bank Delaware, as owner trustee (the "Owner Trustee"). In addition to the Notes, pursuant to the Trust Agreement, the Issuer also issued the Household Consumer Loan Asset-Backed Certificates, Series 1997-2 (the "Certificates") which were not registered under the Securities Act of 1933, as amended.

     On behalf of the Issuer Household Finance Corporation, as Administrator, has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Issuer. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I


Item 1.   Business.

          Not Applicable.


Item 2.   Properties.

          Not Applicable.


Item 3.   Legal Proceedings.

          The Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Servicer with respect to the Notes or the Registrant's property.


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Notes (the
          "Noteholders") was solicited for any purpose during the year ended December 31, 1997.




PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Administrator, there is no established public trading market for the Notes. As of February 10, 1998, there were 21 Class A-1 Noteholders,
          4 Class A-2 Noteholders and 7 Class A-3 Noteholders, some of whom may be holding Notes for the accounts of others.


Item 6.   Selected Financial Data.

          Not Applicable.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Not Applicable.

Item 8.   Financial Statements and Supplementary Data.

          Not Applicable.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.




PART III


Item 10.  Directors and Executive Officers of the Registrant.

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A-1, Class A-2 or Class A-3 Notes; (ii) the principal amount of Notes owned by each and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount of the Class A-1, Class A-2 or Class A-3 Notes. The information set forth in the table is based upon information obtained by the Administrator from the Trustee and from The Depository Trust Company as of February 10, 1998. The Administrator is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

                                             Amount Owned
                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Class A-1 Noteholders

Bank of New York                        $ 75,310         8.26
925 Patterson Plank Road
Secaucus, NJ 07094

Boston Safe Deposit and                 $ 91,840        10.07
  Trust Company
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                    $154,520        16.94
4 New York Plaza - 13th Floor
New York, NY 10004

Citibank, N.A.                          $ 65,000         7.13
P. O. Box 30576
Tampa, FL 33630-3576

Republic National Bank of New York      $ 56,000         6.14
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY 11243

SSB - Custodian                         $344,400        37.76
Global Corp. Action Dept. JAB5W
P. O. Box 1631
Boston, MA 02105-1631

Swiss Bank Corporation                  $ 70,000         7.68
New York Branch
222 Broadway
New York, NY 10038

                                             Amount Owned
                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent

Class A-2 Noteholders

Bank of New York                        $ 10,000        20.83
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                   $ 26,000        54.17
Corporate Clearance A/C #16
130 Liberty Street
New York, NY 10006

Boston Safe Deposit and                 $  6,000        12.50
  Trust Company
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                    $  6,000        12.50
4 New York Plaza - 13th Floor
New York, NY 10004

                                             Amount Owned
                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent

Class A-3 Noteholders


Boston Safe Deposit and                 $ 11,500        12.78
  Trust Company
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Bankers Trust Company                   $ 26,000        28.89
Corporate Clearance A/C #16
130 Liberty Street
New York, NY 10006

Chase Manhattan Bank                    $ 20,000        22.22
4 New York Plaza - 13th Floor
New York, NY 10004

Citibank, N.A.                          $  4,500         5.00
P. O. Box 30576
Tampa, FL 33630-3576

NBD Bank - Municipal Bond Department    $ 20,000        22.22
611 Woodward Avenue
Detroit, MI  48226

Norwest Bank Minnesota N.A.             $  5,000         5.56
733 Marquette Avenue
Minneapolis, MN 55479-0056
Item 13.  Certain Relationships and Related Transactions.

          None or Not Applicable.





PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a) List the following documents filed as a part of the report:

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

               (3) The Administrator, on behalf of the Issuer, is obligated to prepare, and has so prepared, an Annual Statement as to Compliance for the year 1997. Such document has been filed as an exhibit to this Form 10-K.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1997:

               Date of Reports               Items Covered

               December 12, 1997   Item 7. - Statement to
                                   Noteholders with respect
                                   to the distributions on
                                   December 12 and 15, 1997.

          (c)  Exhibit 99.  Copy of Annual Statement as to
Compliance
               for the year ended December 31, 1997.

          (d)  Not Applicable.

SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Household Consumer Loan Trust 1997-2 by the undersigned, thereunto duly authorized.




                             HOUSEHOLD FINANCE CORPORATION,
                         as Administrator of and on behalf of the

                          HOUSEHOLD CONSUMER LOAN TRUST 1997-2
                                    (Registrant)




Date:  March 2, 1998         By: /s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary


















U:\WP\HFS088\10K\HCL97-1
                           Exhibit Index


Exhibit No.    Exhibit                                      Page
No.

99             Copy of Annual Statement as to                  11
               Compliance for the year
               ended December 31, 1997