Form 10-K
period 1998-12-31
HOUSEHOLD CONSUMER LOAN TRUST 1997-2
filed 1999-03-26
CIK 1046704

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

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

                         Yes   X            No

The aggregate principal amount of the Notes held by non-affiliates of the Administrator as of December 31, 1998 was approximately
$1,050 million.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Notes (the
          "Noteholders") was solicited for any purpose during the year ended December 31, 1998.




PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Administrator, there is no established public trading market for the Notes. As of February 26, 1999, there were 11 Class A-1 Noteholders,
          3 Class A-2 Noteholders and 6 Class A-3 Noteholders, some of whom may be holding Notes for the accounts of others.


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

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A-1, Class A-2 or Class A-3 Notes; (ii) the principal amount of Notes owned by each and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount of the Class A-1, Class A-2 or Class A-3 Notes. The information set forth in the table is based upon information obtained by the Administrator from the Trustee and from The Depository Trust Company as of February 26, 1999. The Administrator is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

                                             Amount Owned
                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Class A-1 Noteholders

Bank of New York                        $145,000        15.90
925 Patterson Plank Road
Secaucus, NJ 07094

Boston Safe Deposit and                 $ 91,000         9.98
  Trust Company
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                    $149,000        16.34
4 New York Plaza - 13th Floor
New York, NY 10004

Citibank, N.A.                          $ 65,000         7.13
P. O. Box 30576
Tampa, FL 33630-3576

Republic National Bank of New York      $ 56,000         6.14
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY 11243

State Street Bank & Trust Company       $301,500        33.06
Global Corp. Action Dept. JAB5W
P. O. Box 1631
Boston, MA 02105-1631

                                             Amount Owned
                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent

Class A-2 Noteholders

Bank of New York                        $ 10,000        20.83
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                   $ 26,000        54.17
Corporate Clearance A/C #16
130 Liberty Street
New York, NY 10006

Boston Safe Deposit and                 $ 12,000        25.00
  Trust Company
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

                                             Amount Owned
                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent

Class A-3 Noteholders


Boston Safe Deposit and                 $ 11,500        12.78
  Trust Company
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                    $ 20,000        22.22
4 New York Plaza - 13th Floor
New York, NY 10004

Citibank, N.A.                          $  7,500         8.33
P. O. Box 30576
Tampa, FL 33630-3576

LBI-Lehman Government Securities Inc.   $ 26,000        28.89
101 Hudson Street - 31st Floor
Jersey City, NJ  07302

NBD Bank - Securities Department        $ 20,000        22.22
611 Woodward Avenue
Detroit, MI  48226

Norwest Bank Minnesota N.A.             $  5,000         5.56
733 Marquette Avenue
Minneapolis, MN 55479-0056
Item 13.  Certain Relationships and Related Transactions.

          None or Not Applicable.





PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a) List the following documents filed as a part of the report:

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

               (3) The Administrator, on behalf of the Issuer, is obligated to prepare, and has so prepared, an Annual Statement for the year 1998, and the Independent Public Accountants are required to prepare an Annual Report as to Compliance for such year. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1998:

               Date of Reports               Items Covered

               October 14, 1998    Item 7. - Statement to
               November 13, 1998   Noteholders with respect
               December 14, 1998   to the distributions on October
                                   14 and 15, 1998, November 13
                                   and 16, 1998, and December 14
                                   and 15, 1998.

          (c) (1) Exhibit 99. Copy of Annual Statement for the year ended December 31, 1998.

               (2)  Exhibit 99.1.  Copy of Annual Report as to
                    Compliance for the year ended December 31, 1998.

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




                             HOUSEHOLD FINANCE CORPORATION,
                         as Administrator of and on behalf of the

                          HOUSEHOLD CONSUMER LOAN TRUST 1997-2
                                    (Registrant)




Date:  March 4, 1999          By: /s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary


















U:\WP\HFS088\10K\HCL97-1

                           Exhibit Index


Exhibit No.    Exhibit                                      Page No.

99             Copy of Annual Statement                        11
               for the year ended
               December 31, 1998

99.1           Copy of Annual Report as to                     12
               Compliance for the year
               ended December 31, 1998