Form 10-K
period 2002-12-31
HOUSEHOLD CONSUMER LOAN TRUST 1997-2
filed 2003-03-31
CIK 1046704

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______ to _______

                          Commission File Nos. 0-20147

                      HOUSEHOLD CONSUMER LOAN TRUST 1997-1
                      ------------------------------------
              (Exact name of Registrant as specified in Department Of the Treasury, Internal Revenue Service Form SS-4)

                          HOUSEHOLD FINANCE CORPORATION
                          -----------------------------
                             (Servicer of the Trust)
                 (Exact name as specified in Servicer's charter)

           DELAWARE                                        36-3670374
           --------                                        ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
   incorporation of Servicer)                         Number of Registrant)

2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS                60070
------------------------------------------------------------------
(Address of principal executive offices of Servicer)      (Zip Code)

Servicer's telephone number, including area code (847) 564-5000
                                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

Registrant has no voting or nonvoting class common equity outstanding as of the date of this report.

                                INTRODUCTORY NOTE
                                -----------------

Household Consumer Loan Trust 1997-1 (the "Issuer") is the issuer of Household Consumer Loan Asset-Backed Notes, Series 1997-1 (the "Notes") were issued pursuant to an indenture, dated as of March 1, 1997 between the Issuer and The Bank of New York, as indenture trustee. The Notes were secured by a participation interest (the "Series 1997-1 Participation") in certain consumer loan receivables held by Household Consumer Loan Deposit Trust I (the "Deposit Trust"). The Deposit Trust was formed pursuant to a Pooling and Servicing Agreement, dated as of September 1, 1995, by and among Household Consumer Loan Corporation, as Seller (the "Seller"), Household Finance Corporation, as servicer (the Servicer") and The Chase Manhattan Bank, N. A., as deposit trustee (the "Deposit Trustee").

The Issuer was formed pursuant to a Trust Agreement, dated as of March 1, 1997 (the "Trust Agreement") between the Seller and The Chase Manhattan Bank Delaware, as owner trustee (the "Owner Trustee"). In addition to the Notes, pursuant to the Trust Agreement, the Issuer also issued the Household Consumer Loan Asset-Backed Certificates, Series 1997-1 (the "Certificates") which were not registered under the Securities Act of 1933, as amended.

On behalf of the Issuer Household Finance Corporation, as Servicer, has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Issuer. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.


                                     PART I

Item 1.  Business.
         --------

Not Applicable.

Item 2.  Properties.
         ----------

Not Applicable.

Item 3.  Legal Proceedings.
         -----------------

The Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Servicer with respect to the Notes or the Registrant's property.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended December 31, 2002.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

To the best knowledge of the Servicer, there is no established public trading market for the Notes. At March 27, 2003, there were less than 300 holders of record of each class of Notes.

Item 6.  Selected Financial Data.
         -----------------------

Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

Not Applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

Not Applicable.

Item 11. Executive Compensation.
         ----------------------

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The following table sets forth (i) the name and address of each entity which holds of record more than 5% of the outstanding principal amount of the Class A-1, Class A-2 and Class A-3 Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Servicer from the Trustee and from The Depository Trust Company as of March 25, 2003. The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Class A-1 Noteholders
---------------------

Bank of New York                            $110,000                    15.07%
One Wall Street
New York, NY 10286

HSBC Bank USA Omnibus                       $ 46,000                     6.30%
140 Broadway
New York, NY 10015

State Street Bank and Trust Company         $443,993                    60.85%
Global Corp. Action Unit JAB 5NW
1776 Heritage Drive
No. Quincy, MA 02171

Suntrust Bank                               $ 55,000                     7.53%
PO Box 105504, Center 3141
Atlanta, GA 30348-5504

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Class A-2 Noteholders
---------------------

Bankers Trust Company                       $  7,500                    15.62%
648 Grassmere Park Road
Nashville, TN 37211

State Street Bank and Trust Company         $ 12,000                    25.00%
1776 Heritage Drive
No. Quincy, MA 02171

Wells Fargo Bank Minnesota, N.A.            $  8,000                    16.66%
c/o ADP Proxy Services
Edgewood, NY 11717

Deutsche Bank Trust Company Americas        $ 19,500                    40.62%
648 Grassmere Park Road
Nashville, TN 37211

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Class A-3 Noteholders
---------------------

Bank One Trust Company                      $  8,400                    13.46%
340 South Cleveland Ave
Columbus, OH 43240

Boston Safe Deposit and Trust Company       $ 24,000                    38.46%
525 William Penn Place
Pittsburgh, PA 15259

Deutsche Bank Trust Company Americas        $ 25,000                    40.06%
648 Grassmere Park Rd.
Nashville, TN 37211

Wells Fargo Bank Minnesota, N.A.            $  4,500                     7.21%
c/o ADP Proxy Services
Edgewood, NY 11717

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

None or Not Applicable.


                                     PART IV

Item 14. Controls and Procedures
         -----------------------

Not Applicable.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

(a)      List the following documents filed as a part of the report:

(1)      Financial Statements

Not Applicable.

(2)      Financial Statement Schedules

Not Applicable.

(3) The Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2002, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-k.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2002:

                   Date of Reports                     Items Covered
                   ---------------                     -------------

                  October 11, 2002          Item 7. Statement to Noteholders
                  November 14, 2002         with respect to distribution made on
                  December 13, 2002.        October 15, 2002, November 15, 2002
                                            and December 16, 2002.


(c)

Exhibit 99(a)     Copy of Annual Statement to Noteholders for the year 2002.

Exhibit 99(b) Copy of Independent Public Accountants Annual Servicing Report dated February 28, 2003.

Exhibit 99(c)     Annual Servicer's Certificates dated March 31, 2003.

(d)      Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Household Consumer Loan Trust 1997-1 by the undersigned, thereunto duly authorized.

                         HOUSEHOLD FINANCE CORPORATION,
                         as Servicer of and on behalf of the
                         HOUSEHOLD CONSUMER LOAN TRUST 1997-1
                         ------------------------------------
                         (Registrant)

                           By: /s/ STEVEN H. SMITH
                               -------------------
                               Steven H. Smith
                               Assistant Treasurer

Dated: March 31, 2003

                                  Certification

I, Steven H. Smith, certify that:

          1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Household Consumer Loan Trust 1997-1;

          2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

          3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports;

          4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

          5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: The Bank of New York and The Depository Trust Company.



Date: March 31, 2003


      /s/ STEVEN H. SMITH
      -------------------
      Steven H. Smith
      Assistant Treasurer

                                  Exhibit Index
                                  -------------

Exhibit No.       Exhibit
-----------       -------

99(a) Copy of Annual Statement to Noteholders for the year ended December 31, 2002.

99(b)             Copy of Independent Public Accountants Report dated February
                  28, 2003.

99(c)             Annual Servicer's Certificate dated March 31, 2003.