Form 10-K
period 2003-12-31
HOUSEHOLD CONSUMER LOAN TRUST 1997-2
filed 2004-03-26
CIK 1046704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Registrant has no voting or nonvoting class common equity outstanding as of the date of this report.

INTRODUCTORY NOTE

Household Consumer Loan Trust 1997-2 (the "Issuer") is the issuer of Household Consumer Loan Asset-Backed Notes, Series 1997-2 (the "Notes") which were issued pursuant to an indenture, dated as of November 1, 1997 between the Issuer and The Bank of New York, as indenture trustee. The Notes were secured by a participation interest (the "Series 1997-2 Participation") in certain consumer loan receivables held by Household Consumer Loan Deposit Trust I (the "Deposit Trust"). The Deposit Trust was formed pursuant to a Pooling and Servicing Agreement (the "Agreement"), dated as of September 1, 1995, by and among Household Consumer Loan Corporation, as Seller (the "Seller"), Household Finance Corporation, as servicer (the "Servicer") and The Chase Manhattan Bank, N. A., as deposit trustee (the "Deposit Trustee").

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

As of December 31, 2003, the outstanding principal balance of the Series 1997-2 Certificates was approximately $92,538,907. The Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Owner Trustee, the Seller or the Servicer with respect to the Notes and Certificates or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Servicer, there is no established public trading market for the Notes. At March 25, 2004, there were less than 300 holders of record for each class of Notes.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a. Controls and Procedures.

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity which holds of record more than 5% of the outstanding principal amount of the Class A-1, Class A-2 and Class A-3 Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Servicer from the Trustee and from The Depository Trust Company as of February 24, 2004. The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 1997-2 Class A-1 Noteholders
State Street Bank and Trust Company Global Corp. Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$405,000	44.41%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$89,000	9.76%
The Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$75,000	8.22%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$70,000	7.68%
UFJ Trust Company of New York 666 Fifth Avenue, 33rd Floor New York, NY 11217	$68,000	7.46%
HSBC Bank USA Omnibus 140 Broadway New York, NY 10015	$56,000	6.14%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 1997-2 Class A-2 Noteholders
Wells Fargo Bank Minnesota, N.A. Issuer Services C/o ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$19,150	39.90%
The Bank of New York One Wall Street New York, NY 10286	$16,000	33.33%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$12,000	25.00%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 1997-2 Class A-3 Noteholders
The Bank of New York One Wall Street New York, NY 10286	$26,000	28.88%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$20,000	22.22%
Goldman, Sachs & Co. 180 Maiden Lane New York, NY 10038	$20,000	22.22%
Citigroup Global Markets Inc./Salomon Brothers 333 W. 34th Street, 3rd Floor New York, NY 10001	$11,500	12.77%
Citibank, N.A. 3800 Citicorp Center B3-15 Tampa, FL 33610	$7,500	8.33%
Wells Fargo Bank Minnesota, N.A. Issuer Services c/o ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$5,000	5.56%
Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

Item 14. Principal Accountant Fees and Services.

Not Applicable.
PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2003, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2003:

Date of Reports	Items Covered
October 24, 2003 November 26, 2003 December 23, 2003.	Item 7. Statement to Noteholders with respect to distribution made on October 15, 2003, November 17, 2003 and December 15, 2003.
(c) Exhibit 99(a)	Annual Statement to Noteholders for the year ended December 31, 2003.
Exhibit 99(b)	Independent Accountants' Report dated February 28, 2004.
Exhibit 99(c)	Annual Servicer's Certificate dated March 25, 2004.

(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Household Consumer Loan Trust 1997-2 by the undersigned, thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION, as Servicer of and on behalf of the HOUSEHOLD CONSUMER LOAN TRUST 1997-2 (Registrant)

By: /s/ Steven H. Smith
Steven H. Smith Assistant Treasurer
Dated: March 25, 2004

Certification

I, Steven H. Smith, certify that:

    I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Household Consumer Loan Trust 1997-2;

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

Date: March 25, 2004

_/s/ Steven H. Smith

Steven H. Smith

Assistant Treasurer

Exhibit Index

(c) Exhibit 99(a)	Annual Statement to Noteholders for the year ended December 31, 2003.
Exhibit 99(b)	Independent Accountants' Report dated February 28, 2004.
Exhibit 99(c)	Annual Servicer's Certificate dated March 25, 2004.

(d) Not Applicable.